Form 10-K
period 1996-12-31
NEWCOURT RECEIVABLES CORP
filed 1997-03-28
CIK 1002578

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                            ______________________

                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                           _______________________

                 For the fiscal year ended December 31, 1996

                       Commission file number 33-98378

                       Newcourt Receivables Corporation

            (Exact name of registrant as specified in its charter)

          United States                                            77-041305
          ------------------------------------------------------------------
          (State or other jurisdiction                        (IRS Employer
          of incorporation or organization)              Identification No.)

          Bank One Tower
          111 Monument Circle - Suite 300
          Indianapolis, Indiana                                  46204-5787
          ------------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code:   800/639-2687

          Securities registered pursuant to Section 12(b)
          of the Act:                                                 None.

          Securities registered pursuant to Section 12(g)
          of the Act:                                                 None.

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
          days. Yes  X  No    .

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. None.

          Indicate the number of share outstanding of the registrant's classes of common stock, as of the latest practicable date. None.

          Documents incorporated by Reference.  None.


          PART I

          Item 1.        Business
               Not applicable.

          Item 2.        Properties
               Not applicable.

          Item 3.        Legal Proceedings
               There are no material pending legal proceedings with respect to Newcourt Receivables Asset Trust (the "Trust") or the Registrant involving the Trust, the Registrant or Newcourt Credit Group Inc., as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Servicer's duties under the Pooling and Servicing Agreement.

          Item 4.        Submission of Matters to a Vote of Security
                         Holders
               None.

          PART II

          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters
               (a) Market Information. The Registrant has issued three Series of Notes. There is no established public trading market for the Notes.

               (b) Holders. Since each Series of the Notes was issued in book entry form only, there is only one holder of record of each Series of Notes.

               (c)  Dividends.  Not applicable.

          Item 6.        Selected Financial Data
               Not applicable.

          Item 7.        Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations
               Not applicable.

          Item 8.        Financial Statements and Supplementary Data
               Not applicable.

          Item 9.        Changes in and Disagreements with
                         Accountants on Accounting and Financial
                         Disclosure
               None.

          PART III

          Item 10. Directors and Executive Officers of the Registrant Not applicable.

          Item 11.       Executive Compensation
               Not applicable.

          Item 12.       Security Ownership of Certain Beneficial Owners
                         and Management
               The Notes are represented by one or more notes
          registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding
          Notes is not entitled to receive a certificate
          representing such Note except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers,
          banks and other participants in the DTC system.   Such
          participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede &
          Co. is:

                                   Cede & Co.
                                   c/o The Depository Trust Company
                                   Seven Hanover Square
                                   New York, New York 10004

          Item 13.  Certain Relationships and Related Transactions
               There has not been, and there is not currently
          proposed, any transaction or series of transactions, to
          which any of the Trust, the Registrant, Chase Manhattan Bank Delaware, as Trustee, or Newcourt Credit Group, Inc., as Servicer, is a party with any Noteholder who, to the knowledge of the Registrant and the Servicer, owns of record or beneficially more than five percent of the Notes.

          PART IV

          Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

               (a)  1.   Not applicable.
                    2.   Not applicable.
                    3.   Exhibits:
                         99.1 Annual Summary Statement
                         99.2 Annual Statement as to Compliance.
                         99.3 Annual Independent Public
                         Accountant's Servicing Report.

               (b)  Reports on Form 8-K.
               The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated June 26, 1996, July 23, 1996, August 29, 1996, September 24,
          1996, October 28, 1996, November 21, 1996 and December
          23, 1996.

               (c)  See (a)3 above.

               (d)  Not applicable.


                                  SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NEWCOURT RECEIVABLES CORPORATION
                                             (Registrant)

                                   By: /s/Daniel A. Jaurenig
                                       -----------------------------
                                        Daniel A Jauernig
                                        Vice President, Chief
                                         Financial Officer and
                                         Director  (Duly Authorized
                                         Officer and Principal
                                         Financial Officer)

                                              March  27, 1997
                                              ---------------------
                                              (Date)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                Title                    Date

          /s/Bradley D. Nullmeyer    Principal Executive     March 27, 1997
          ------------------------   Officer and
          Bradley D. Nullmeyer       Director

          /s/Daniel A. Jauuernig     Principal Financial     March 27, 1997
          ------------------------   Officer, Principal
          Daniel A. Jauernig         Accounting Officer
                                     and Director

          /s/Peter H. Sorensen       Director                March 27, 1997
          ------------------------
          Peter H. Sorensen



                                EXHIBIT INDEX

          Exhibit No.            Description of Exhibit

          99.1                   Annual Summary Statement.

          99.2                   Annual Statement as to Compliance

          99.3                   Annual Independent Public Accountant's
                                 Report