Form 10-K
period 1997-12-31
NEWCOURT RECEIVABLES CORP
filed 1998-03-31
CIK 1002578

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

(Mark One)
     /x/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

     / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ----------------- to ------------------- .

COMMISSION FILE NUMBER: 33-98378


                           NEWCOURT RECEIVABLES ASSET TRUST
                            (AS ISSUER OF THE SECURITIES)
                           NEWCOURT RECEIVABLES CORPORATION
                                     (AS SELLER)
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                            77-041305
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                           Identification No.)

  2700 BANK ONE TOWER, 111 MONUMENT CIRCLE, INDIANAPOLIS, INDIANA 46204-5787
                         TELEPHONE: (800) 639-2687
                (Address and telephone number of the of the
                 registrant's principal executive office)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 639-2687

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes   X    No
                                       ----      -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

     State the aggregate market value of the registrant's common stock held by non-affiliates of the registrant: Not Applicable

     Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date: Not Applicable

                         DOCUMENTS INCORPORATED BY REFERENCE

                                      None

PART I

Item 1.   Business

     Not applicable.

Item 2.   Properties

     Newcourt Receivables Asset Trust (the "Trust") was formed pursuant to a Pooling, Collateral Agency and Servicing Agreement, dated as of April 15, 1996, by and among Newcourt Credit Group Inc., as Servicer, Newcourt Receivables Corporation, as Seller, Fleet National Bank, as Collateral Agent and Chase Manhattan Bank Delaware, as Issuer Trustee (the "Pooling and Servicing Agreement"). The property of the Trust includes a pool of contracts consisting of (i) conditional sale agreements, promissory notes with or without related security agreements, operating and finance leases, installment payment agreements, and similar types of financing agreements with end-users ("End-User Contracts") in each case with respect to certain information technology, communications, commercial, industrial, transportation, resources and construction equipment (the "Equipment"), certain computer software and related support and consulting services (together with the Equipment, the "Financed Items"), together with certain rights of financing originators under vendor finance program agreements and vendor assignments with vendors of the Financed Items, collections thereon, the Equipment or a security interest in the Equipment and (ii) limited or full recourse promissory notes payable by vendors and secured by the vendors' interest in the End-User Contracts originated by such vendors and by the Equipment related to such End-User Contracts.

Item 3.   Legal Proceedings

     There are no material pending legal proceedings with respect to the Trust or Newcourt Receivables Corporation involving the Trust, Newcourt Receivables Corporation or Newcourt Credit Group Inc., as Servicer, other than ordinary or routine litigation incidental to the Trust assets or the Servicer's duties under the Pooling and Servicing Agreement.

Item 4.   Submission of Matters to a Vote of Security Holders

     None

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

(a) The Trust has issued three Series of Notes: Series 1996-1, Series 1996-2 and Series 1996-3. There is no established public trading market for the Notes.

(b) Because each Series of Notes was issued in book entry form only, there is only one holder of record of each Series of Notes.

(c)  The Trust does not pay dividends.

Item 6.   Selected Financial Data

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.   Financial Statements and Supplementary Data.

     Not applicable.

Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure.

     None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

     Not applicable.

Item 11.  Executive Compensation

     Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company ("DTC"). An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. Is:

     Cede & Co.

     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004

Item 13.  Certain Relationships and Related Transactions

     There has not been, and there is not currently proposed, any transaction or series of transactions, to which any of the Trust, Newcourt Receivables Corporation, Chase Manhattan Bank Delaware, as Trustee, or Newcourt Credit Group Inc., as Servicer, is a party with any Noteholder who, to the knowledge of Newcourt Receivables Corporation or the Servicer, owns of record or beneficially owns more than five percent of the Notes.

Item 14.  Exhibits, Financial Statements and Reports on Form 8-K

     (a)  1.   Not applicable.
          2.   Not applicable.
          3.   Exhibits:
               Exhibit No.         Description
               99.1           Annual Summary Statement
               99.2           Annual Statement as to Compliance
               99.3           Annual Independent Accountant's Servicing Report

     (b)  Reports on Form 8-K.
          The Registrant has filed Current Reports on Form 8-K dated
          December 17, 1997, November 17, 1997, October 15, 1997,
          September 17, 1997, August 17, 1997, July 16, 1997, June 17, 1997,
          May 20, 1997, April 20, 1997, March 20, 1997, February 20, 1997 and
          January 20, 1997.

     (c)  see (a)3 above

     (d)  Not applicable.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              NEWCOURT RECEIVABLES ASSET TRUST

                              By:  Newcourt Receivables Corporation


                              By: /s/ Daniel A. Jauernig
                                  --------------------------------
                                   Daniel A. Jauernig
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 SIGNATURE                      TITLE                          DATE

/s/ Bradley D. Nullmeyer
--------------------------
Bradley D. Nullmeyer           Principal Executive Officer    March 30, 1998
                               and Director

/s/ Daniel A. Jauernig
--------------------------
Daniel A. Jauernig             Principal Financial Officer,   March 30, 1998
                               Principal Accounting Officer
/s/ Peter H. Sorensen          and Director
--------------------------
Peter H. Sorensen              Director                       March 31, 1998

                                    EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------
  99.1                     Annual Summary Statement
  99.2                     Annual Statement as to Compliance
  99.3                     Annual Independent Accountant's Servicing Report